Form 10-Q
period 2026-09-30
Macquarie Infrastructure Income Opportunities Fund
filed 2026-11-12
CIK 2050809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-02008

Macquarie Infrastructure Income Opportunities Fund

(Exact Name of Registrant as Specified in its Charter)

Delaware	41-6643038
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
660 Fifth Avenue New York, New York	10103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (917) 847-5283

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Shares of Beneficial Interest, par value $0.01 per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant's common shares of beneficial interest, par value $0.01 per share, outstanding as of November 10, 2026, was 28,286,228 Class J Shares. Shares outstanding exclude subscriptions as of November 2, 2026 since the issuance prices have not yet been finalized as of the date of this report.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements	1
	Consolidated Statement of Assets and Liabilities as of September 30, 2026 (Unaudited)	1
	Consolidated Statements of Operations for the three months ended September 30, 2026 and for the period from May 11, 2026 (commencement of operations) to September 30, 2026 (Unaudited)	2
	Consolidated Statements of Changes in Net Assets for the three months ended September 30, 2026 and for the period from May 11, 2026 (commencement of operations) to September 30, 2026 (Unaudited)	3
	Consolidated Statement of Cash Flows for the period from May 11, 2026 (commencement of operations) to September 30, 2026 (Unaudited)	4
	Consolidated Schedule of Investments as of September 30, 2026 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION	39

Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	41
Signatures		42

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS; RISK FACTOR SUMMARY

This Quarterly Report on Form 10-Q (this “Quarterly Report”) may contain forward-looking statements, which involve certain known and unknown risks and uncertainties. Forward-looking statements predict or describe our future operations, business plans, business and investment strategies, portfolio management and the performance of our investments. These forward-looking statements are generally identified by their use of such terms and phrases as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan,” or the negatives thereof or other variations thereon or comparable terminology, although not all forward-looking statements include these words. Our actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Potential investors should not rely on these statements as if they were fact.

Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements including the factors described elsewhere in this Quarterly Report and in “Item 1A. Risk Factors” in Amendment No. 1 to the Form 10 Registration Statement (the “Registration Statement”), filed on September 17, 2026 with the U.S. Securities and Exchange Commission (the “SEC”), as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report and in our other periodic filings. The forward-looking statements apply only as of the date of this Quarterly Report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. Because the Company is an investment company, the forward-looking statements contained in this Quarterly Report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Macquarie Infrastructure Income Opportunities Fund

Consolidated Statement of Assets and Liabilities (Unaudited)

(Dollars in thousands, except share and per share data)

September 30, 2026
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost $607,053)	$597,981
Controlled/affiliated investments (amortized cost $27,616)	27,616
Cash	2,522
Cash equivalents	159,162
Interest receivable and other assets	5,217
Deferred offering costs	1,420
Receivables for investments sold	24
Total assets	$793,942

Liabilities
Payables for investments purchased	$86,893
Income taxes payable	2,195
Due to Affiliates	1,708
Professional fees payable	910
Administration fees payable	316
Accrued expenses and other liabilities	78
Trustees’ fees payable	62
Total liabilities	$92,162

Commitments and contingencies (Note 8)

Net assets
Series A Preferred Shares, $0.01 par value, unlimited shares authorized, 515 shares issued and outstanding with a liquidation preference of $3,000 per share	$1,545
Class J Shares, $0.01 par value, unlimited shares authorized, 27,594,739 Shares issued and outstanding	276
Additional paid-in-capital	691,524
Distributable earnings (loss)	8,435
Total net assets	$701,780
Total liabilities and net assets	$793,942
Net asset value per share
Class J Shares:
Net assets	$700,235
Net asset value per share	$25.38

The accompanying notes are an integral part of these consolidated financial statements.

Macquarie Infrastructure Income Opportunities Fund

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended September 30, 2026	May 11, 2026 (commencement of operations) to September 30, 2026
Investment income
From non-controlled/unaffiliated investments:
Interest income	$9,173	$11,206
Other income	15	21
Total investment income	9,188	11,227

Operating expenses
Offering costs	557	557
Organizational expenses	473	1,914
Capital gains incentive fee	(1,117)	190
Management fees	2,042	3,026
Professional fees	1,011	1,404
Administration fees	197	341
Trustees’ fees	72	183
Other expenses	112	211
Incentive fees on net investment income	191	191
Total operating expenses	3,538	8,017
Expense support payments (Note 7)	(1,430)	(2,871)
Management fees waived (Note 7)	(2,042)	(3,026)
Net operating expenses	66	2,120
Net investment income (loss)	9,122	9,107
Realized and unrealized gain (loss)
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	139	10,595
Income tax expense	-	(2,195)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(9,697)	(9,072)
Total realized and unrealized gain (loss)	(9,558)	(672)
Net increase (decrease) in net assets resulting from operations	$(436)	$8,435

Per share information - basic and diluted
Class J Shares:
Net increase (decrease) in net assets resulting from operations (earnings (losses) per share)	$(0.02)	$0.35
Weighted average shares outstanding	25,503,621	24,319,629

The accompanying notes are an integral part of these consolidated financial statements.

Macquarie Infrastructure Income Opportunities Fund

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in thousands or as otherwise indicated)

	Three Months Ended September 30, 2026 (1)	May 11, 2026 (commencement of operations) to September 30, 2026
Increase (decrease) in net assets from operations:
Net investment income (loss)	$9,122	$9,107
Net realized gain (loss) on investments	139	10,595
Income tax expense	-	(2,195)
Net change in unrealized appreciation (depreciation) on investments	(9,697)	(9,072)
Net increase (decrease) in net assets resulting from operations	(436)	8,435
Capital transactions:
Issuance of common shares	137,205	691,800
Issuance of Series A Preferred Shares	1,545	1,545
Net increase (decrease) in net assets resulting from capital share transactions	138,750	693,345
Total increase (decrease) in net assets	138,314	701,780
Net assets, at beginning of period	563,466	-
Net assets, at end of period	$701,780	$701,780

(1) As of September 30, 2026, the Company had 515 shares of 12.0% Series A Cumulative Preferred Shares, $0.01 par value (the “Series A Preferred Shares”), issued and outstanding, with a liquidation preference of $3,000 per share ($1.5 million in total).

The accompanying notes are an integral part of these consolidated financial statements.

Macquarie Infrastructure Income Opportunities Fund

Consolidated Statement of Cash Flows (Unaudited)

(Dollars in thousands)

May 11, 2026 (commencement of operations) to September 30, 2026
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$8,435
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Purchase of investments	(658,703)
Proceeds from sales and repayments of investments	24,289
Net change in unrealized (gain) loss on investments	9,072
Net realized (gain) loss on investments	(10,595)
Proceeds from settlement of forward purchase commitment	10,456
Amortization of premium and accretion of discount, net	(116)
Change in operating assets:
Interest receivable and other assets	(5,217)
Deferred offering costs	(1,313)
Receivables for investments sold	(24)
Change in operating liabilities:
Payables for investments purchased	86,893
Income taxes payable	2,195
Due to Affiliates	1,708
Professional fees payable	910
Administration fees payable	316
Accrued expenses and other liabilities	78
Trustees’ fees payable	62
Net cash provided by (used in) operating activities	$(531,554)
Cash flows from financing activities:
Issuance of common shares	691,800
Issuance of preferred shares	1,545
Offering costs paid on preferred shares	(107)
Net cash provided by (used in) financing activities	$693,238
Net increase in cash and cash equivalents	$161,684
Cash and cash equivalents at the beginning of the period	-
Cash and cash equivalents at the end of the period	$161,684

The accompanying notes are an integral part of these consolidated financial statements.

Macquarie Infrastructure Income Opportunities Fund

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2026

(Dollars in thousands)

Company(10)	Reference Rate and Spread(1)	Interest Rate(1)	Maturity Date	Principal	Amortized Cost	Fair Value	% of Net Assets
Investments
Non-controlled/non-affiliated investments
Debt investments
First lien senior secured loans
Aerospace and defense
BCPE Lightning Buyer, Inc.(3)	SF + 2.75%	6.62%	07/2033	$4,070	$4,070	$4,085
BCPE Lightning Buyer, Inc.(3)(6)	SF + 2.75%	6.62%	07/2033	930	244	244
					4,314	4,329	0.62%
Air freight and logistics
StonePeak Nile Parent LLC(3)	SF + 2.00%	5.80%	04/2032	9,975	9,975	9,900
					9,975	9,900	1.41%
Automobile components
Clarios Global LP(2)	SF + 2.50%	6.40%	01/2032	5,000	5,023	5,006
					5,023	5,006	0.71%
Building products
Alro Steel Corp(3)	SF + 3.50%	7.54%	09/2033	7,000	6,991	6,999
Tamko Building Products Inc(2)	SF + 3.00%	6.73%	09/2030	2,993	2,997	2,850
					9,988	9,849	1.40%
Commercial services and supplies
Asplundh Tree Expert LLC(2)	SF + 1.75%	5.65%	05/2033	6,803	6,810	6,807
Deep Blue Operating I LLC(3)	SF + 2.25%	6.09%	10/2032	5,985	6,000	5,996
EnergySolutions, LLC(2)	SF + 2.75%	6.43%	07/2033	5,000	5,003	5,013
GFL Environmental Holdings (US), Inc.(2)	SF + 2.00%	5.90%	08/2033	2,000	2,000	2,004
The Action Environmental Group Inc(3)	SF + 3.00%	6.73%	10/2030	4,974	4,957	4,960
					24,770	24,780	3.53%
Construction and engineering
Azuria Water Solutions Inc(3)(6)	SF + 2.75%	6.64%	01/2033	325	-	-
Azuria Water Solutions Inc(3)	SF + 2.75%	6.82%	01/2033	4,675	4,686	4,659
Construction Partners Inc(2)(7)	SF + 2.00%	5.90%	11/2031	996	993	997
Pioneer Acquisition Co LLC(2)	SF + 2.50%	6.23%	10/2032	4,975	4,970	4,950
Saber Power Services LLC(2)	SF + 3.25%	6.26%	09/2033	6,780	6,760	6,752
Saber Power Services LLC(2)(6)	SF + 2.50%	6.40%	09/2033	1,220	-	-
Tenaska Pennsylvania Partners, LLC(3)	SF + 2.25%	6.12%	02/2033	2,494	2,497	2,499
					19,906	19,857	2.83%
Construction materials
White Cap Supply Holdings LLC(2)	SF + 3.50%	7.19%	02/2033	3,000	2,993	2,970
					2,993	2,970	0.42%
Electric utilities
Alpha Generation LLC(2)	SF + 1.75%	5.65%	09/2031	4,975	4,972	4,950
Alpha Generation LLC(2)	SF + 1.75%	5.65%	06/2033	4,988	4,975	4,957
Birdsboro Power LLC(3)	SF + 3.75%	7.82%	06/2033	3,000	2,986	3,011
Clearlight Energy Holdings, L.P.(3)	SF + 2.50%	6.26%	09/2033	7,500	7,508	7,467
EFS Cogen Holdings I LLC(3)	SF + 2.50%	6.57%	10/2031	3,967	3,972	3,985
Jackson Generation LLC(3)	SF + 2.50%	6.57%	07/2033	4,000	3,991	3,995
MRP Buyer, LLC(2)	SF + 3.25%	7.14%	06/2032	5,000	5,000	4,991
MRP Buyer, LLC(3)	SF + 3.25%	7.32%	06/2032	4,987	4,994	4,987
Pathfinder Power LLC(3)	SF + 2.00%	6.02%	06/2033	12,000	12,002	12,000
					50,400	50,343	7.17%

The accompanying notes are an integral part of these consolidated financial statements.

Macquarie Infrastructure Income Opportunities Fund

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2026

(Dollars in thousands)

Company(10)	Reference Rate and Spread(1)	Interest Rate(1)	Maturity Date	Principal	Amortized Cost	Fair Value	% of Net Assets
Electrical equipment
BCP VI Summit Holdings LP(2)	SF + 2.75%	6.49%	01/2032	$1,000	$1,000	$1,005
Dwyer Instruments, LLC(3)	SF + 2.50%	6.26%	07/2033	4,809	4,806	4,813
Dwyer Instruments, LLC(2)(6)	SF + 2.50%	6.24%	07/2033	191	-	-
					5,806	5,818	0.83%
Electronic equipment, instruments and components
Belden Inc(2)(7)	SF + 2.25%	6.15%	07/2033	2,000	1,995	2,009
					1,995	2,009	0.29%
Energy equipment and services
Rosen International S.a r.l.(3)	SF + 2.25%	6.32%	03/2031	4,988	5,006	4,997
					5,006	4,997	0.71%
Gas utilities
CQP Holdco LP(3)(6)	SF + 1.75%	5.82%	12/2032	11,000	10,980	10,964
Hill Top Energy Center LLC(3)	SF + 2.75%	6.82%	06/2032	2,927	2,939	2,941
NGL Energy Operating LLC(2)(7)	SF + 3.00%	6.89%	03/2033	4,981	5,012	5,006
					18,931	18,911	2.69%
Ground transportation
Genesee & Wyoming Inc.(3)	SF + 1.75%	5.48%	04/2031	12,468	12,443	12,448
Savage Enterprises, LLC(2)	SF + 2.00%	5.79%	08/2032	4,489	4,498	4,500
					16,941	16,948	2.42%
Health care providers and services
ACP Tara Holdings Inc(3)	SF + 2.50%	6.57%	12/2032	1,990	1,988	1,994
Heartland Dental LLC(2)	SF + 3.00%	6.82%	08/2032	7,462	7,469	7,456
Lifepoint Health Inc(3)	SF + 3.75%	7.50%	05/2031	4,975	4,975	4,775
					14,432	14,225	2.03%
Hotels, restaurants and leisure
Global Business Travel Group Inc(2)	SF + 4.00%	7.71%	06/2033	2,000	1,992	1,992
					1,992	1,992	0.28%
Household durables
Tecta America Corp(2)	SF + 2.50%	6.19%	02/2032	5,485	5,510	5,492
					5,510	5,492	0.78%
Independent power and renewable electricity producers
Compass Power Ge(2)	SF + 2.50%	6.40%	04/2029	3,926	3,931	3,944
CPV Fairview, LLC(3)	SF + 2.50%	6.57%	08/2031	2,912	2,912	2,926
CPV Three Rivers, LLC(3)	SF + 2.75%	6.82%	04/2033	2,961	2,972	2,973
CVE PV - Tranche A(4)(5)(7)	SF + 6.00%	9.94%	07/2031	17,864	17,471	17,484
CVE PV - Tranche B(4)(5)(6)(7)	SF + 6.00%	9.94%	07/2031	9,687	8,425	8,433
CVE PV - Tranche C(4)(5)(6)(7)	SF + 6.00%	9.94%	07/2031	5,032	1,382	1,397
CVE PV - Tranche D(4)(5)(6)(7)	SF + 6.00%	9.94%	07/2031	11,448	628	684
EE TLB Borrower, LLC(2)	SF + 3.75%	7.52%	10/2032	4,600	4,589	4,612
Hunterstown Generation LLC(3)	SF + 2.75%	6.82%	11/2031	2,990	2,999	2,994
Nexamp NTPCo, LLC - Preferred Tranche(3)(5)(6)	SF + 5.50%	9.57%	08/2032	12,481	2,085	2,211
Nexamp NTPCo, LLC - Tranche A(3)(5)(6)	SF + 5.50%	9.57%	08/2032	49,925	(881)	(343)
Sol Devco Borrower I(3)(5)(6)	SF + 8.50%	12.57%	09/2030	60,000	27,663	27,662
Sol Sponsor Co & Sol CWF Sponsor Co(3)(5)(6)	SF + 4.10%	8.18%	09/2031	15,000	11,083	11,061
Solebury Borrower I, LLC(2)	SF + 2.25%	6.13%	07/2033	6,000	5,971	5,998
Talen Energy Supply LLC(2)(7)	SF + 1.75%	5.48%	11/2032	4,985	4,973	4,960
US Solar Corporate Holdings LLC(5)	Fixed	10.22%	01/2030	13,477	13,274	13,212
US Solar Corporate Holdings LLC(3)(5)(6)	SF + 6.00%	10.07%	01/2030	25,374	16,261	16,270
					125,738	126,478	18.02%

The accompanying notes are an integral part of these consolidated financial statements.

Macquarie Infrastructure Income Opportunities Fund

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2026

(Dollars in thousands)

Company(10)	Reference Rate and Spread(1)	Interest Rate(1)	Maturity Date	Principal	Amortized Cost	Fair Value	% of Net Assets
Industrial conglomerates
LSF12 Crown US Commercial Bidco, LLC(2)	SF + 2.50%	6.18%	12/2031	$4,823	$4,823	$4,838
Resilience Parent LLC(3)	SF + 2.50%	6.57%	01/2033	4,988	5,006	4,985
					9,829	9,823	1.40%
Insurance
Broadstreet Partners Group LLC(2)	SF + 2.50%	6.40%	06/2031	4,977	4,946	4,885
					4,946	4,885	0.70%
IT services
Ahead DB Holdings LLC(3)	SF + 2.75%	6.82%	02/2031	1,492	1,482	1,490
Hut 8 DC LLC(8)	Fixed	6.19%	11/2042	10,000	10,072	9,379
IS AN03 LLC(2)(6)(7)	SF + 4.25%	8.02%	11/2030	2,000	(20)	-
QTS Thunder Managing Issuer LLC(3)	SF + 2.25%	6.03%	07/2033	10,000	9,988	9,900
					21,522	20,769	2.96%
Machinery
Columbus Mckinnon Corp(3)(7)	SF + 3.00%	7.07%	02/2033	4,973	4,973	4,982
					4,973	4,982	0.71%
Media
Charter Communications Operating(3)(7)	SF + 2.25%	5.98%	11/2031	7,468	7,368	7,197
Discovery Global Holdings Inc(2)(7)	SF + 2.50%	6.40%	06/2033	4,904	4,892	4,906
					12,260	12,103	1.72%
Oil, gas and consumable fuels
ACI Rover Parent LLC(3)	SF + 2.25%	6.32%	06/2033	3,000	2,985	2,999
Colonial Pipeline Co(2)	SF + 1.75%	5.62%	01/2033	10,229	10,200	10,191
ITT Holdings LLC(2)	SF + 2.00%	5.88%	10/2030	7,466	7,466	7,468
Stonepeak Bayou Holdings LP(3)	SF + 2.75%	6.82%	10/2032	4,945	4,945	4,957
Subterra Energy Borrower LLC(3)	SF + 3.25%	6.98%	05/2033	4,875	4,889	4,899
Traverse Midstream Partners LLC(3)	SF + 2.25%	6.32%	04/2033	10,000	10,041	10,013
Whitewater Matterhorn Holdings LLC(3)	SF + 1.75%	5.88%	06/2032	8,000	8,008	7,960
					48,534	48,487	6.91%
Real estate management and development
Cushman & Wakefield US Borrower LLC(2)(7)	SF + 2.25%	6.15%	06/2033	2,000	1,995	2,003
					1,995	2,003	0.29%
Passenger airlines
American Airlines, Inc.(3)	SF + 2.25%	6.09%	06/2029	2,000	1,993	1,992
					1,993	1,992	0.28%
Professional services
OCM System One Buyer CTB, LLC(3)	SF + 3.75%	7.65%	08/2033	3,000	2,985	2,996
Project Evergreen Buyer, Inc.(3)	SF + 3.00%	6.76%	09/2033	4,094	4,097	4,091
Project Evergreen Buyer, Inc.(2)(6)	SF + 2.50%	6.26%	09/2033	906	-	-
					7,082	7,087	1.01%
Textiles, apparels and luxury goods
Gloves Buyer, Inc.(2)	SF + 3.75%	7.65%	05/2032	3,000	3,000	3,006
					3,000	3,006	0.43%
Trading companies and distributors
QXO Building Products Inc(2)(7)	SF + 2.00%	5.69%	07/2033	2,000	1,995	1,984
STS Operating(2)	SF + 4.10%	8.00%	03/2031	2,487	2,487	2,494
					4,482	4,478	0.64%

The accompanying notes are an integral part of these consolidated financial statements.

Macquarie Infrastructure Income Opportunities Fund

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2026

(Dollars in thousands)

Company(10)	Reference Rate and Spread(1)	Interest Rate(1)	Maturity Date	Principal	Amortized Cost	Fair Value	% of Net Assets
Transportation infrastructure
Boluda Towage Luxembourg SARL(3)(7)	SF + 2.50%	6.57%	05/2033	$998	$998	$1,002
					998	1,002	0.14%

Total first lien senior secured loans					445,334	444,521	63.34%

Second lien senior secured loans
Trading companies and distributors
EquipmentShare.com Inc(7)(8)	Fixed	7.13%	07/2034	4,000	4,002	3,774
					4,002	3,774	0.54%

Total second lien senior secured loans					4,002	3,774	0.54%

Other secured debt
Construction materials
Ameritex Holdco Intermediate LLC(8)	Fixed	7.63%	08/2033	7,000	7,199	6,972
Quikrete Holdings Inc(8)	Fixed	6.38%	03/2032	10,000	10,093	9,736
Smyrna Ready Mix Concrete LLC(8)	Fixed	8.88%	11/2031	6,000	6,273	6,175
					23,565	22,883	3.26%
Gas utilities
Venture Global LNG Inc(7)(8)	Fixed	6.38%	12/2034	5,000	5,000	4,769
Venture Global Plaquemines LNG LLC(8)	Fixed	6.50%	06/2034	5,000	5,218	4,949
					10,218	9,718	1.38%
IT services
Meridian Arc Holdco LLC(8)	Fixed	6.25%	04/2031	10,000	10,029	9,269
PR RNO Property Owner 1 LLC(8)	Fixed	6.50%	05/2031	10,000	9,953	9,059
QTS Fayetteville I DC1-2 LLC(8)	Fixed	5.70%	04/2036	10,000	9,615	8,791
SV RNO Property Owner 1 LLC(8)	Fixed	5.88%	03/2031	5,000	4,953	4,489
					34,550	31,608	4.50%

Total other secured debt					68,333	64,209	9.15%

Unsecured debt
Building products
Standard Building Solutions Inc(8)	Fixed	6.25%	08/2033	10,000	9,981	9,471
					9,981	9,471	1.35%
Commercial services and supplies
GFL Environmental Holdings US Inc(7)(8)	Fixed	5.63%	07/2031	7,500	7,500	7,136
					7,500	7,136	1.02%
Construction and engineering
Granite Construction Incorporated(7)(8)	Fixed	6.38%	06/2034	2,000	2,000	1,935
					2,000	1,935	0.28%
Construction materials
Core & Main LP(7)(8)	Fixed	6.00%	07/2034	2,500	2,500	2,372
					2,500	2,372	0.34%

The accompanying notes are an integral part of these consolidated financial statements.

Macquarie Infrastructure Income Opportunities Fund

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2026

(Dollars in thousands)

Company(10)	Reference Rate and Spread(1)	Interest Rate(1)	Maturity Date	Principal/ Shares	Amortized Cost	Fair Value	% of Net Assets
Electric utilities
Alpha Generation LLC(8)	Fixed	6.25%	01/2034	$4,000	$3,923	$3,768
Duke Energy Corp(7)	Fixed	6.45%	09/2054	7,000	7,262	6,928
Nextera Energy Capital(7)	Fixed	6.00%	10/2056	7,000	7,000	6,685
					18,185	17,381	2.48%
Energy equipment and services
Beusa Investments LLC(8)	Fixed	7.00%	08/2031	5,000	5,004	4,793
					5,004	4,793	0.68%
Health care providers and services
Encompass Health Corp(7)(8)	Fixed	5.88%	06/2034	5,000	5,000	4,781
					5,000	4,781	0.68%
Metals and mining
Novelis Corp(8)	Fixed	6.38%	08/2033	10,000	9,953	9,535
					9,953	9,535	1.36%
Multi-utilities
Dominion Energy Inc(7)	Fixed	6.20%	02/2056	7,000	7,009	6,566
Sempra(7)	Fixed	6.40%	10/2054	5,000	5,045	4,780
					12,054	11,346	1.62%
Oil, gas and consumable fuels
Ascent Resources(8)	Fixed	5.88%	06/2029	5,000	4,994	4,922
Genesis Energy LP(7)	Fixed	8.00%	05/2033	5,000	5,247	5,042
Hilcorp Energy I LP(8)	Fixed	6.00%	04/2030	5,000	4,966	4,841
					15,207	14,805	2.11%
Trading companies and distributors
QXO Building Products Inc(7)(8)	Fixed	6.88%	07/2034	2,000	2,000	1,922
					2,000	1,922	0.27%

Total unsecured debt					89,384	85,477	12.18%

Total debt investments					607,053	597,981	85.21%

Total non-controlled/non-affiliated investments					607,053	597,981	85.21%

Controlled/affiliated investments
Equity investments
Air freight and logistics
Swift Lease Inc(5)				27,616	27,616	27,616
					27,616	27,616	3.94%

Total equity investments					27,616	27,616	3.94%

Total controlled/affiliated investments					27,616	27,616	3.94%

Total investments					$634,669	$625,597	89.14%

Money market funds (included in cash and cash equivalents)
BlackRock Liquidity Funds – FedFund (Institutional shares)(9)		3.79%		$154,852	$154,852	$154,852	22.07%
JPMorgan U.S. Government Money Market Fund(9)		3.44%		$4,310	4,310	4,310	0.61%

Total money market funds					$159,162	$159,162	22.68%

The accompanying notes are an integral part of these consolidated financial statements.

Macquarie Infrastructure Income Opportunities Fund

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2026

(Dollars in thousands or as otherwise indicated)

(1)
Variable rate loans bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SF” or “SOFR”) which can include one-, three-, six-, or twelve-month SOFR.
(2)
The interest rate on these investments is subject to one-month SOFR, which as of September 30, 2026 was 3.75%.
(3)
The interest rate on these investments is subject to three-month SOFR, which as of September 30, 2026 was 3.68%.
(4)
The interest rate on these investments is subject to six-month SOFR, which as of September 30, 2026 was 3.68%.
(5)
These investments were valued using significant unobservable inputs and are considered Level 3 investments. See “Note 4. Fair Value of Financial Instruments” to the consolidated financial statements for more information regarding the fair value of the Company’s investment.
(6)
Position or portion thereof is a partially unfunded debt or equity commitment. See “Note 8. Commitments and Contingencies.”
(7)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). Following its election to be treated as a business development company subject to regulation under the 1940 Act, the Company, as required under the 1940 Act, may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. Pursuant to Section 55(a) of the 1940 Act, 17.7% of the Company’s total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of September 30, 2026.
(8)
Securities acquired in a transaction that is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2026, the aggregate fair value of these securities is $132.8 million, or 18.9% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Acquisition Date
Hut 8 DC LLC	June 2026
EquipmentShare.com Inc	June 2026
Ameritex Holdco Intermediate LLC	May 2026
Quikrete Holdings Inc	May 2026
Smyrna Ready Mix Concrete LLC	May 2026
QTS Fayetteville I DC1-2 LLC	June 2026
Venture Global LNG Inc	May 2026
Venture Global Plaquemines LNG LLC	May 2026
Meridian Arc Holdco LLC	May 2026
PR RNO Property Owner 1 LLC	May 2026
SV RNO Property Owner 1 LLC	June 2026
Standard Building Solutions Inc	May 2026
GFL Environmental Holdings US Inc	June 2026
Granite Construction Incorporated	May 2026
Core & Main LP	June 2026
Alpha Generation LLC	May 2026
Beusa Investments LLC	July 2026
Encompass Health Corp	May 2026
Novelis Corp	May 2026
Ascent Resources	July 2026
Hilcorp Energy I LP	June 2026
QXO Building Products Inc	June 2026

(9)
Rate represents the 7-day yield as of September 30, 2026.
(10)
See “Note 3. Investments” to the consolidated financial statements for the geographic composition of investments measured at fair value.

The accompanying notes are an integral part of these consolidated financial statements.

Macquarie Infrastructure Income Opportunities Fund

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data and as otherwise indicated)

1.
Organization

Macquarie Infrastructure Income Opportunities Fund (the “Company”) is a Delaware statutory trust and is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act. The Company was originally formed as a Delaware limited liability company on November 12, 2024 and subsequently converted to a Delaware statutory trust on November 4, 2025. Prior to electing to be regulated as a BDC on July 31, 2026 (the “BDC Election”), the Company operated as a private fund in reliance on an exemption from the definition of “investment company” under Section 3(c)(7) of the 1940 Act. The Company is structured as a perpetual vehicle, with monthly, fully funded subscriptions and is expected to make periodic repurchase offers.

The Company is conducting a continuous private offering of common shares of beneficial interest (the “Shares”) on a monthly basis to prospective investors (i) in the United States under the exemption from registration under the Securities Act provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and other exemptions of similar import in the laws of the states and jurisdictions where the offering will be made, and (ii) outside of the United States in accordance with Regulation S or Regulation D of the Securities Act.

On July 31, 2026, the Company commenced offering 12.0% Series A Cumulative Preferred Shares, par value $0.01 per share (the “Series A Preferred Shares”), to unaffiliated individual investors who are “accredited investors” as defined in Regulation D of the Securities Act.

The Company’s activities are managed by Macquarie Wealth Advisers, LLC (the “Adviser”), which has delegated its day-to-day portfolio management and investment obligations to Macquarie Asset Management Credit Advisers US, LLC (the “Sub-Adviser” and together with the Adviser, the “Advisers”) pursuant to the investment advisory agreement (the “Investment Advisory Agreement”) and sub-advisory agreement (the “Sub-Advisory Agreement”) entered into between the Company and the Advisers. Both the Adviser and the Sub-Adviser are affiliates of Macquarie Group Limited and its division and subsidiary companies (collectively, “Macquarie”).

Overall responsibility for the Company’s oversight rests with the Board of Trustees (the “Board”). The Board is responsible for overseeing the Adviser, the Sub-Adviser and other service providers in accordance with the provisions of the 1940 Act, the Company’s Declaration of Trust and Bylaws and applicable provisions of state and other laws. The Adviser and the Sub-Adviser report to the Board as to the activities undertaken on the Company’s behalf and its investment operations and will provide the Board with additional information as the Board may, from time to time, request. The Board has established an Audit Committee and a Nominating and Governance Committee and may establish ad hoc committees or working groups from time to time to assist the Board in fulfilling its oversight responsibilities.

The Company’s investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. The Company will seek to achieve its investment objective by investing predominantly in private credit (whether through primary originations or secondary purchases, in loans, bonds, leases, structured and other asset-backed products, secured credit backed by financial or physical assets and investments with debt-like characteristics or otherwise), with the flexibility to make selective equity investments, across a portfolio of Infrastructure Investments. Under normal circumstances, the Company intends to invest at least 80% of its net assets, plus the amount of any borrowings for investment purposes, in Infrastructure Investments. The Company defines “Infrastructure Investments” as investments, directly or indirectly, in issuers that are in the infrastructure sector or that demonstrate infrastructure-like characteristics. Investments in the infrastructure sector or that demonstrate “infrastructure-like characteristics” include those that provide essential services to the community, feature strategic competitive advantages, may be linked to inflation or other macroeconomic factors, yet structured to provide predictable, recurring cash flows and resilience through economic cycles or have material barriers to entry. Examples of investments in the infrastructure sector or that may have infrastructure-like characteristics include (without limitation) transportation infrastructure, digital infrastructure, water and waste management infrastructure, energy leasing infrastructure, social infrastructure, environmental and climate infrastructure, industrial and specialized infrastructure, transportation leasing platforms, specialty environmental or waste services, energy transition assets (e.g., battery storage), education facilities or emergency services.

Prior to the BDC Election, the Company used proceeds from one or more closings of investor subscriptions to purchase a portfolio of investments comprising the “Seed Investments” directly or indirectly from Macquarie.

The Company received its initial seed funding from holders of the Company’s Shares (“Shareholders”) on May 11, 2026. Investment operations commenced on May 11, 2026, when the Company first sold Shares and began investing. The Company’s fiscal year ends on December 31.

Macquarie Infrastructure Income Opportunities Fund

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data and as otherwise indicated)

2.
Summary of Significant Accounting Policies

Material accounting policy information applied in the preparation of these consolidated financial statements is set out in the notes below. These policies have been consistently applied throughout the periods presented, unless otherwise stated.

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and pursuant to the requirements for reporting on Form 10-Q and Article 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair statement of the consolidated financial statements for the periods presented, have been included. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The Adviser has evaluated this guidance and determined that the Company meets the criteria to be classified as an investment company. The functional currency of the Company is the U.S. dollar and these consolidated financial statements have been prepared in that currency.

Basis of Consolidation

In accordance with ASC 946, the Company generally does not consolidate investments unless the Company has a controlling interest in an investment company or operating company whose business consists of providing services to the Company. A controlling financial interest is defined as (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the entity.

The Company determines whether it has a controlling financial interest in an entity at such entity’s inception and continuously reconsiders that conclusion. The Company assesses the nature of the investment structure and considers its interests in and governance rights over the entity to determine whether the Company holds a controlling financial interest. Performance of that analysis requires the exercise of judgment.

As of September 30, 2026, MIIO Invest I, LLC, MIIO Invest II, LLC, MIIO Invest III, LLC, and MIIO Invest IV, LLC (collectively, the “Subsidiaries”), are wholly owned subsidiaries of the Company that are consolidated. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the consolidated financial statements in conformity with GAAP, the Company has made judgments, estimates and specific assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates include those related to accruals and investment valuations. Estimates, by their nature, are based on judgment and available information. Management believes that the estimates utilized in preparation of the consolidated financial statements are reasonable and prudent. Actual results may differ materially from those estimates.

Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, long-term capital appreciation. The chief operating decision makers (the “CODMs”) consist of the Company’s Chief Executive Officer and Chief Financial Officer. The CODMs assess the performance, allocate resources and make operating decisions on a consolidated basis. The primary measure of segment performance reviewed by the CODMs is net increase in net assets resulting from operations.

The CODMs utilize net income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statement of Assets and Liabilities as total assets and significant segment expenses are listed on the Consolidated Statements of Operations as operating expenses.

Macquarie Infrastructure Income Opportunities Fund

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data and as otherwise indicated)

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased, as well as loan origination fees and original issue discount (“OID”), are accreted/amortized into interest income over the life of the respective investment using the effective interest method. Exit fees receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Structuring, amendment, syndication, commitment and diligence fees are recorded as other income when earned; fees received for providing managerial assistance or administrative agent services are recorded as other income as the related services are rendered over time. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rates, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. If at any point the Company believes PIK interest is not expected to be realized, the related investment will be placed on non-accrual status, and the accrued, uncollected PIK interest will generally be reversed through interest income. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income.

Non-Accrual Investments

Loans are generally placed on non-accrual status when there is a reasonable doubt that interest or principal payments will be collected in full according to the loan’s contractual terms, which is generally evidenced by such payments becoming materially past due. Recognition of interest income on that loan will be ceased until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected, and the amount of uncollectible interest can be reasonably estimated. As of September 30, 2026, the Company had no investments on non-accrual status.

Fair Value of Investments and Financial Instruments

In accordance with ASC 946, the Company records its investments at fair value as of each reporting date, with changes in fair value recognized in the Consolidated Statements of Operations. Fair value is determined in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) using valuation techniques and assumptions that market participants would use in pricing the investments. The Board has designated the Adviser as the Company’s valuation designee pursuant to Rule 2a-5 under the 1940 Act. In that capacity, and subject to the oversight of the Board, the Adviser performs fair value determinations for the Company’s investments in accordance with the valuation policies and procedures approved by the Board.

Investments that are listed on a national securities exchange will be valued at the closing price of the relevant market on the last Business Day of each calendar month (the "Determination Date"); where the Determination Date falls on a weekend or public holiday, the last available official closing price prior to that date will be used. If such investments are listed on several exchanges, the closing price of the principal market for the investment will be used. Investments that are not listed on an exchange but are traded over-the-counter, including broadly syndicated loans, leveraged loans, corporate bonds, high yield bonds and senior secured bonds, will be valued using prices sourced from an independent valuation firm's approved vendors. Liquid assets and money market instruments with a remaining maturity of less than 12 months and 3 months, respectively, are valued at amortized cost, which the Company believes approximates fair value for such instruments. Privately negotiated derivative investments, such as interest rate swaps and credit default swaps will be valued using evaluated pricing from credible third-party sources, or held at acquisition cost until market prices become available.

Over time, substantially all of the Company’s investments are expected to be in Infrastructure Investments that do not have readily ascertainable market prices and where no third party pricing sources are available. Assets that are not publicly traded or whose market prices are not readily available are valued at fair value, as determined in good faith by the Adviser, no less frequently than monthly, generally using the income approach or enterprise value approach, as applicable. The Adviser has retained an independent valuation provider to review the Company's portfolio asset valuations.

Macquarie Infrastructure Income Opportunities Fund

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data and as otherwise indicated)

With respect to the valuation of investments, the Adviser undertakes a multi-step process each month in connection with the determination of the fair value of its Infrastructure Investments that do not have readily ascertainable market prices, including, among other procedures, the below:

•
The valuation process begins with each investment being preliminarily valued by the Sub-Adviser in consultation with the respective investment professional.
•
The Sub-Adviser will provide all relevant information related to the portfolio company to the independent valuation provider to independently provide positive assurance on the valuation of all positions. At least quarterly, the independent valuation provider provides a final range of values of each portfolio company along with analyses to support their valuation.
•
The Adviser's valuation committee reviews each valuation recommendation to confirm they have been calculated in accordance with the Adviser's valuation policy.
•
The Adviser's valuation committee then determines the fair value marks for each portfolio investment.
•
The Board and Audit Committee of the Company will periodically review the valuation process and provide oversight in accordance with the requirements under Rule 2a-5 under the 1940 Act.

Because fair valuations, and particularly fair valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information, the Adviser’s determinations of fair value may differ materially from the values that may be ultimately realized.

Distributions

Prior to the BDC Election, the Company had the ability to make distributions at the sole discretion of the Adviser, in amounts sufficient to permit the payment of tax obligations arising from investment in the Company. Following the BDC Election, to the extent that it has taxable income available, the Company distributes its net investment income on a monthly basis to Shareholders and any short-term and long-term capital gains on an annual basis. The amount of dividends to be paid out, if any, is determined by the Board or its delegate each month and generally will be based upon the earnings estimated by the Adviser.

The Company reinvests dividends on behalf of those Shareholders that do not elect to receive their dividends in cash. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then Shareholders who do not “opt out” of the dividend reinvestment plan, will have their cash distributions automatically reinvested in additional Shares; provided that clients of certain participating financial intermediaries that do not permit automatic enrollment in the dividend reinvestment plan will (i) be required to choose whether to “opt in” or “opt out” of the dividend reinvestment plan or (ii) automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Shares. Shareholders can elect to “opt out” of the dividend reinvestment plan in their subscription agreement or by notifying the Company or its designee in writing no later than ten days prior to the record date for dividends to Shareholders.

There will be no brokerage charges or other charges to Shareholders who participate in the dividend reinvestment plan. The plan administrator’s fees will be paid by the Company.

The Shares are subject to an ongoing distribution and/or shareholder servicing fee (the “Distribution and/or Servicing Fee”) to compensate financial industry professionals for distribution-related expenses, if applicable, and providing ongoing services in respect of Shareholders. Macquarie Capital (USA) Inc., an affiliate of the Company (the “Intermediary Manager”), voluntarily agreed to waive the Distribution and/or Servicing Fee applicable to Class J Shares until such time as the Company received exemptive relief from the SEC to permit the Company to issue multiple classes of Shares with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees (the “Multi-Class Exemptive Relief”).

Macquarie Infrastructure Income Opportunities Fund

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data and as otherwise indicated)

Securities Transactions, Revenue Recognition and Expenses

The Company records its investment transactions on a trade date basis. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specified identification method. Expenses are recorded on an accrual basis. Any amounts related to purchases, sales and principal paydowns that have traded, but not settled, are reflected as either a receivable for investments sold or payable for investments purchased on the Consolidated Statement of Assets and Liabilities.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand, deposits held at call with banks and other short-term investments in an active market with original maturities of three months or less, which are subject to a risk of change in value. As of September 30, 2026, cash of $2.5 million and cash equivalents of $159.2 million were held and there was no restricted cash.

Organization and Offering Costs

The Company will bear expenses relating to the organization of the Company and the offering of its Shares.

Organization costs include the cost of regulatory compliance, formation, including legal fees related to the creation and organization of the Company and its organizational documents, as well as its election to be regulated as a BDC. Organization costs are expensed as incurred on the Consolidated Statements of Operations.

Offering costs include legal, accounting, printing and other expenses associated with the preparation of a registration statement in connection with any subsequent offering of Shares. Offering costs will be capitalized and included as deferred offering costs on the Consolidated Statement of Assets and Liabilities and will be amortized to expense over a twelve-month period commencing from the BDC Election.

Since inception, the Adviser has elected to pay both organization and offering costs under the expense support and conditional reimbursement agreement (the “Expense Support Agreement”). See discussion in “Note 7. Related Party Transactions” for additional disclosure on the Expense Support Agreement.

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. The ASU requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis. The update will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. These requirements pertain to the annual financial statements. Therefore, the Company will incorporate these disclosures within the year-end financial statements.

Macquarie Infrastructure Income Opportunities Fund

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data and as otherwise indicated)

3.
Investments

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2026:

	September 30, 2026
Investment Type	Amortized Cost	Fair Value	Percentage of Portfolio
First lien senior secured loans	$445,334	$444,521	71.07%
Second lien senior secured loans	4,002	3,774	0.60%
Other secured debt	68,333	64,209	10.26%
Unsecured debt	89,384	85,477	13.66%
Equity investments	27,616	27,616	4.41%
Total	$634,669	$625,597	100.00%

Swift Lease Inc. (“SLI”) is an operating company that invests in asset-heavy leasing platforms across the transportation industry. To date, SLI has focused on acquisition of aircraft assets via secondary asset trading in partnership with a specialist aviation asset servicer. The Company made an initial capital contribution of $0.6 million to SLI on July 27, 2026, with further contributions of $2.0 million and $25.0 million on September 11, 2026 and September 23, 2026, respectively. As of September 30, 2026, the Company's investment in SLI is $27.6 million with an equivalent fair market value. The Company does not consolidate its equity investment in SLI under ASC 946.

Macquarie Infrastructure Income Opportunities Fund

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data and as otherwise indicated)

The following table describes investments using Global Industry Classification Standards for classifying the industry groups of its total portfolio. The industry classifications as a percentage by fair value as of September 30, 2026 are as follows:

	September 30, 2026
Industry Classification	Fair Value	Percentage of Portfolio
Aerospace and defense	$4,329	0.69%
Air freight and logistics	37,516	6.00%
Automobile components	5,006	0.80%
Building products	19,320	3.09%
Commercial services and supplies	31,916	5.10%
Construction and engineering	21,792	3.48%
Construction materials	28,225	4.51%
Electric utilities	67,724	10.83%
Electrical equipment	5,818	0.93%
Electronic equipment, instruments and components	2,009	0.32%
Energy equipment and services	9,790	1.56%
Gas utilities	28,629	4.58%
Ground transportation	16,948	2.71%
Health care providers and services	19,006	3.04%
Hotels, restaurants and leisure	1,992	0.32%
Household durables	5,492	0.88%
Independent power and renewable electricity producers	126,478	20.22%
Industrial conglomerates	9,823	1.57%
Insurance	4,885	0.78%
IT services	52,377	8.37%
Machinery	4,982	0.80%
Media	12,103	1.93%
Metals and mining	9,535	1.52%
Multi-utilities	11,346	1.81%
Oil, gas and consumable fuels	63,292	10.12%
Passenger airlines	1,992	0.32%
Professional services	7,087	1.13%
Real estate management and development	2,003	0.32%
Textiles, apparels and luxury goods	3,006	0.48%
Trading companies and distributors	10,174	1.63%
Transportation infrastructure	1,002	0.16%
	$625,597	100.00%

The following table presents investments by geographic composition based on fair value as of September 30, 2026:

Geographic Region	Fair Value	Percentage of Portfolio
United States	$591,600	94.56%
France	27,998	4.48%
Luxembourg	5,999	0.96%
Total	$625,597	100.00%

Macquarie Infrastructure Income Opportunities Fund

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data and as otherwise indicated)

4.
Fair Value of Financial Instruments

In accordance with ASC 820, the Company defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer or settle a liability in an orderly transaction between market participants at the measurement date. The Company uses a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of the three broad levels described below:

•
Level 1 - price quotes (unadjusted) for identical assets or liabilities that are available in active markets to which the Company has access to at the measurement date. The Company classifies equity securities, including preferred stock, that are traded on major securities exchanges, as Level 1. The Company does not adjust the quoted price for these assets or liabilities, even in situations where the Company holds a large position except where such assets or liabilities are materially restricted and such restriction transfers to the purchasers upon disposition.
•
Level 2 - pricing inputs, other than quoted prices included within Level 1, which are directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and other observable inputs other than quoted prices, such as yield curves, broker-dealer quotes and forward currency rates. The Company classifies loans and debt securities for which there is an observable secondary trading market, priced based on mid-market pricing from independent pricing services adjusted to the Adviser’s best estimate of fair value, as well as swaps and forward foreign currency contracts with observable inputs, as Level 2.
•
Level 3 - unobservable inputs for the asset or liability are used where there is little, if any, market activity for the asset or liability at the measurement date, and fair value is based upon the Sub-Adviser’s, the Adviser’s, and/or an independent valuation firm’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments predominantly consist of the Company’s Infrastructure Investments, including privately negotiated infrastructure credit investments and certain liquid credit investments, which are typically illiquid, infrequently traded and valued using the income approach and/or the enterprise value approach, and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, discount rates, prepayment assumptions, recovery rates, multiple on invested capital and earnings before interest, taxes, depreciation and amortization (or, where applicable, accounting rate of return or cash flow) multiples.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

The Company has estimated the fair value of its investments and financial instruments using available market information and valuation methodologies the Company believes to be appropriate for these purposes.

The following table summarizes the valuation of the Company’s investments by the fair value hierarchy levels:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets
First lien senior secured loans	$-	$346,450	$98,071	$444,521
Second lien senior secured loans	-	3,774	-	3,774
Other secured debt	-	64,209	-	64,209
Unsecured debt	-	85,477	-	85,477
Equity investments	-	-	27,616	27,616
Total investments	$-	$499,910	$125,687	$625,597

Money market funds	$159,162	$-	-	$159,162

Macquarie Infrastructure Income Opportunities Fund

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data and as otherwise indicated)

The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level 3 of the fair value hierarchy as of September 30, 2026:

	September 30, 2026
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted‐Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
First lien senior secured loans	$98,071	Discounted Cash Flows	Discount rate	9.84% - 12.78%	12.06%	Lower
Equity investments	27,616	Recent Transaction	Recent Transaction	N/A	N/A	N/A
Total investments	$125,687

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value:

Three Months Ended September 30, 2026	First lien senior secured loans	Equity investments	Total
Balance as of the beginning of the period	$29,621	$-	$29,621
Net unrealized gains (losses)	143	-	143
Purchases	68,224	27,616	95,840
Net accretion of discount on investments	83	-	83
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Balance as of September 30, 2026	$98,071	$27,616	$125,687

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$143	$-	$143

May 11, 2026 (commencement of operations) to September 30, 2026	First lien senior secured loans	Equity investments	Total
Balance as of the beginning of the period	$-	$-	$-
Net unrealized gains (losses)	679	-	679
Purchases	97,266	27,616	124,882
Net accretion of discount on investments	126	-	126
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Balance as of September 30, 2026	$98,071	$27,616	$125,687

The amount of total gains or (losses) for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$679	$-	$679

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. Transfers into Level 3 represent situations when the valuation designee believes there is not sufficient market activity to support using a market quote to support fair value. Transfers out of Level 3 represent situations when the valuation designee believes there is sufficient market activity to support using a market quote to support fair value.

Macquarie Infrastructure Income Opportunities Fund

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data and as otherwise indicated)

5.
Taxation

Prior to the BDC Election, the Company was treated as a partnership for U.S. federal income tax purposes and therefore generally was not subject to any U.S. federal and state income taxes. Taxable income was allocated to the Company’s Shareholders. Effective July 31, 2026, the Company made an election to be classified as a corporation. The Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ending December 31, 2026. The Company further intends to continue to qualify annually as a RIC for each taxable year thereafter.

In order to qualify for and maintain its qualification as a RIC, the Company must, among other requirements, satisfy certain source-of-income, asset diversification and annual distribution requirements under the Code. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses. The final tax characterization of distributions is determined after the fiscal year and is reported on Form 1099 and in the Company’s annual report to shareholders. Distributions can be characterized as ordinary income, capital gains and/or return of capital.

In addition, based on the excise tax distribution requirements, the Company will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (i) 98% of its ordinary income for each calendar year, (ii) 98.2% of the amount by which the Company’s capital gains exceed the Company’s capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax (the “Excise Tax Avoidance Requirements”). For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed by year-end (or earlier if estimated taxes are paid). The Company may be liable for the excise tax only on the amount by which the Company’s distributions do not meet the Excise Tax Avoidance Requirements.

The Company is required to determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is limited to the largest amount of benefit, determined on a cumulative basis that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.

The Company files tax returns, where applicable, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state, local and non-U.S. jurisdictions, where applicable. As of September 30, 2026, the tax year that remains subject to examination by the major tax jurisdictions under the statute of limitations, or other similar requirements, where applicable, is 2026.

If the Company fails to qualify as a RIC and is unable to obtain relief under applicable provisions of the Code, it would be subject to U.S. federal income tax at regular corporate rates on its taxable income and gains.

During the period from May 11, 2026 (commencement of operations) to September 30, 2026, the Company recognized income tax expense of $2.2 million attributable primarily to the activities of its consolidated taxable subsidiaries. As of September 30, 2026, income taxes payable totaled $2.2 million. The Company does not expect that the total amount of unrecognized tax benefits will materially change over the next 12 months.

6.
Net Assets

Common Shares

The Company is authorized to issue an unlimited number of Shares on a continuous basis to eligible investors.

The purchase price per Share is equal to the net asset value (“NAV”) per Share as of the last calendar day of the immediately preceding month. Before the Company determined its first NAV per Share, the subscription price for Shares was $25.00 per Share.

Thereafter, the Adviser determines the NAV for Shares monthly and prepares the valuations with respect to each investment. The NAV per Share is determined by dividing the total assets of the Company, less the value of any liabilities, by the total number of outstanding Shares.

Macquarie Infrastructure Income Opportunities Fund

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data and as otherwise indicated)

The following table presents transactions for the three months ended September 30, 2026 and the period May 11, 2026 (commencement of operations) through September 30, 2026:

Subscriptions Effective:	Shares Issued	Net Proceeds
August 3, 2026	5,120,907	$129,815
September 1, 2026	290,031	7,390
For the Three Months Ended September 30, 2026	5,410,939	$137,205
Initial subscriptions (effective on or before May 11, 2026)	22,183,800	554,595
For the Period May 11, 2026 (commencement of operations) to September 30, 2026	27,594,739	$691,800

Series A Preferred Shares

On July 31, 2026, the Company issued 515 shares of Series A Preferred Shares for aggregate proceeds of $1.5 million. The Series A Preferred Shares have a liquidation preference of $3,000 per share and accrue cumulative dividends at a rate of 12.0% per annum. The Series A Preferred Shares rank senior to the Company’s common shares with respect to dividends and distributions upon liquidation and constitute senior securities under the 1940 Act. The Series A Preferred Shares are redeemable at the option of the Company and are not convertible into common shares. As of September 30, 2026, 515 Series A Preferred Shares were outstanding. For the three months ended September 30, 2026, the Company accrued preferred dividends of $45.8 thousand. As of September 30, 2026, accrued and unpaid preferred dividends totaled $45.8 thousand.

They rank senior to all common shares as to dividends and distributions upon liquidation. Holders are entitled to one vote per Series A Preferred Share and generally vote with common Shareholders; while the Company is regulated under the 1940 Act, holders voting separately as a class are entitled to elect two trustees. Separate class approval is also required for specified actions, including the issuance of securities senior to or on parity with the Series A Preferred Shares and amendments materially adverse to their rights and preferences. The Series A Preferred Shares are redeemable at the Company’s option, are not convertible and, upon redemption or liquidation, are entitled to the liquidation preference plus accrued and unpaid dividends and any applicable redemption premium.

7.
Related Party Transactions

Investment Advisory and Sub-Advisory Agreements

The Company is managed by the Adviser, which provides management services to the Company pursuant to the Investment Advisory Agreement. The Sub-Adviser serves as the investment sub-adviser of the Company, pursuant to the Sub-Advisory Agreement. Subject to the overall supervision of the Board, the Adviser and the Sub-Adviser are responsible for the overall management and affairs of the Company and the Adviser is responsible for the supervision of the Sub-Adviser. The Adviser is responsible for the day-to-day business management of the Company and for managing the Company’s investment activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments and monitoring our portfolio on an ongoing basis through a team of investment professionals; however, various rights and obligations of the Adviser are delegated to, and performed by, the Sub-Adviser. The responsibilities of the Advisers are set out in the Investment Advisory Agreement and Sub-Advisory Agreement.

Incentive Fees

The Company will pay the Adviser an incentive fee (the “Incentive Fee”) that will consist of two parts. In any given quarter, one part of the Incentive Fee may be payable while the other is not.

The first part (the “Investment Income Incentive Fee”) is calculated and payable on a quarterly basis, in arrears, and equals 12.5% of Pre-Incentive Fee Net Investment Income (as defined below) for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.25% (5.0% annualized) or “Hurdle Rate” measured on a quarterly basis and a “catch-up” feature.

Macquarie Infrastructure Income Opportunities Fund

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data and as otherwise indicated)

The Company calculates the Investment Income Incentive Fee component with respect to its Pre-Incentive Fee Net Investment Income (defined below) quarterly, in arrears, as follows:

•
No Investment Income Incentive Fee is payable to the Adviser in any calendar quarter in which Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Rate for such calendar quarter;
•
100% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than 1.4286% (5.714% annualized) for that calendar quarter is payable to the Adviser. We refer to this portion of our Pre-Incentive Fee Net Investment Income as the “catch-up”; and
•
12.5% of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds 1.4286% (5.714% annualized) in any calendar quarter is payable to the Adviser.

“Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any accrued income that the Company has not yet received in cash and any other fees such as commitment, origination, structuring, diligence, consulting or other fees that the Company receives from portfolio companies) accrued during the calendar quarter minus the Company’s operating expenses accrued during the calendar quarter (including the Management Fee, administrative expenses and any interest expense and dividends paid on issued and outstanding preferred shares, but excluding the Incentive Fee and any distribution and/or shareholder servicing fees). In addition, Pre-Incentive Fee Net Investment Income may be computed and paid on income that may include interest that has been accrued but not yet received, or interest in the form of securities received rather than cash, including original issuance discount, payment-in-kind and zero coupon investments. These calculations shall be appropriately adjusted for any share issuances or repurchases during the calendar quarter (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) and exclude capital gains, realized loss and unrealized capital appreciation or depreciation.

The second part (the “Capital Gains Incentive Fee”) is an annual fee that is determined and payable, in arrears, as of the end of each calendar year in an amount equal to 12.5% of cumulative realized capital gains, if any, determined on a cumulative basis from the commencement of the Company’s investment operations through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the commencement of the Company’s investment operations through the end of such calendar year, less the aggregate amount of any previously paid Capital Gains Incentive Fees.

The Company will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because Capital Gains Incentive Fees would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain.

For the period from May 11, 2026 (commencement of operations) to September 30, 2026, a Capital Gains Incentive Fee of $0.19 million was accrued and remains unpaid as of September 30, 2026.

Management Fee

Pursuant to the Investment Advisory Agreement, the Company will pay to the Adviser an asset-based fee (the “Management Fee”) for management services in an amount equal to an annual rate of 1.25% of the Company’s net assets, payable monthly in arrears. The Adviser agreed to waive the Management Fee for (i) the period prior to the BDC Election and (ii) the 12-month period following the BDC Election (the “Initial Fee Waiver”). The Initial Fee Waiver will end on July 31, 2027, and is not subject to recoupment by the Adviser.

Expense Support Agreement

The Company entered into an Expense Support Agreement with the Adviser under which the Adviser and/or its affiliates may elect to pay certain Company expenses, including expenses incurred prior to the BDC Election (“Expense Payments”). No portion of an Expense Payment may be applied to interest expense or distribution and/or shareholder servicing fees. Committed Expense Payments must be funded in cash or other immediately available funds within 45 days of the written commitment, or offset against amounts owed by the Company to the Adviser or its affiliates.

For any calendar month in which Available Operating Funds (as defined below) exceed distributions accrued to shareholders for record dates in that month (“Excess Operating Funds”), the Company is obligated to reimburse the Adviser (a “Reimbursement Payment”) in an amount equal to the lesser of (i) the Excess Operating Funds for the month and (ii) unreimbursed Expense Payments made within the preceding three years. Available Operating Funds consist of net investment company taxable income, net capital gains, and dividends and other distributions received from portfolio companies not already included in the foregoing. Reimbursement Payments

Macquarie Infrastructure Income Opportunities Fund

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data and as otherwise indicated)

are applied to the earliest unreimbursed Expense Payments within the three-year window. The Adviser may waive all or part of any Reimbursement Payment, in which case the waived amount remains eligible for reimbursement in future periods. “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

No Reimbursement Payment is permitted if, at the time of the proposed payment, (i) the Effective Rate of Distributions Per Share is lower than it was when the related Expense Payment was made, or (ii) the Operating Expense Ratio is higher than it was when the related Expense Payment was made. “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365-day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and/or shareholder servicing fees and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing all of the Company’s operating costs and expenses incurred, as determined in accordance with GAAP for investment companies, less organizational and offering expenses, base management and incentive fees owed to the Advisers, and interest expense, by the Company’s net assets.

Reimbursement obligations are recorded as a liability on the last business day of the applicable month, except to the extent waived, and are settled no later than 45 days after month-end.

For the period ended September 30, 2026, the Adviser incurred organizational costs of $1.9 million, on the Company's behalf pursuant to the Expense Support Agreement and are subject to conditional reimbursement in accordance with its terms. No related payable was recorded in the Consolidated Statement of Assets and Liabilities as of September 30, 2026, as reimbursement is not probable at this time.

For the period ended September 30, 2026, the Company recorded $1.4 million of deferred offering costs and the related payable within the Consolidated Statement of Assets and Liabilities that the Adviser incurred on the Company’s behalf pursuant to the Expense Support Agreement. These costs will be amortized over a twelve month period to expense on the Consolidated Statements of Operations from the date of the BDC Election.

Expense support payments of $2.9 million ($1.4 million for the three months ended September 30, 2026) comprise $416.6 thousand of professional fees paid by the Adviser, $1.9 million of organizational costs ($469.6 thousand three months ended September 30, 2026), and $543.7 thousand of amortized offering costs. The organizational and offering costs were incurred by the Adviser on the Company’s behalf and were not paid in cash by the Company. An additional $16.7 thousand of expenses, comprising $3.3 thousand of organizational costs and $13.4 thousand of offering cost amortization, was paid directly by the Company and is not subject to expense support.

The following table presents a summary of Expense Payments and the related Reimbursement Payments following the Company’s BDC Election:

For the Month Ended	Expense Payments Made by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
July 31, 2026	$290	$-	$290
August 31, 2026	127	-	127
Total	$417	$-	$417

Acquisition of Investments from Affiliates

Macquarie, accounts managed by Macquarie or its affiliates (“Macquarie Managed Accounts”) and their affiliates may, subject to the restrictions of the 1940 Act following the BDC Election, hold or acquire assets and contribute or sell such assets to the Company or its subsidiaries. These transfers may occur in kind, at Fair Market Value (“FMV”) if transferred from Macquarie Managed Accounts, or otherwise at cost plus roll forward or FMV, in each case as determined by the Adviser, plus related expenses, including transaction costs and a risk or similar premium.

On May 11, 2026, the Company acquired investments from affiliates of the Adviser at a cost of $24.9 million.

Macquarie Infrastructure Income Opportunities Fund

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data and as otherwise indicated)

On March 24, 2026, the Company entered into a forward purchase commitment with MPC Americas, an affiliate of the Adviser, under which the Company acquired the economic interest in a senior secured delayed-draw term loan. Following the borrower’s prepayment of the loan prior to the transfer of legal title to the Company, the Company received $10.5 million from MPC Americas, representing the contractual prepayment premium and unamortized upfront fee. This amount was recognized as a net realized gain in the Consolidated Statements of Operations on May 11, 2026 (commencement of operations).

8.
Commitments and Contingencies

In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown as it could involve future claims against the Company that have not yet occurred. However, based on experience, the Advisers expect the risk of loss to be remote.

Unfunded commitments to provide funds to portfolio companies are not recorded on the Company’s Consolidated Statement of Assets and Liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these investments. As of September 30, 2026, the Company’s unfunded commitments consisted of the following:

Category / Company	Commitment Amount
First lien senior secured loans
Nexamp NTPCo, LLC - Tranche A	$49,925
Sol Devco Borrower I	31,138
CVE PV - Tranche D	10,570
Nexamp NTPCo, LLC - Preferred Tranche	10,183
US Solar Corporate Holdings LLC	8,613
Sol Sponsor Co & Sol CWF Sponsor Co	3,790
CVE PV - Tranche C	3,540
IS AN03 LLC	2,000
Saber Power Services LLC	1,220
CVE PV - Tranche B	1,049
Project Evergreen Buyer, Inc.	906
BCPE Lightning Buyer, Inc.	688
Azuria Water Solutions Inc	325
Dwyer Instruments, LLC	191
Total	$124,138

Macquarie Infrastructure Income Opportunities Fund

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data and as otherwise indicated)

9.
Financial Highlights

The following financial highlights are calculated for the Shares as a whole. Calculation of these highlights on an individual Shareholder basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements.

May 11, 2026 (commencement of operations) to September 30, 2026
Class J Shares
Per Share Data(a)
Net asset value, beginning of period	0.00
Results from operations
Net investment income (loss)	0.38
Net realized gain (loss) and unrealized appreciation (depreciation) on investments(b)	0.00
Net increase (decrease) in net assets resulting from operations	0.38
Capital share transactions
Issuance of shares	25.00
Net increase in net assets resulting from capital share transactions	25.00
Net asset value, end of period	25.38
Shares outstanding, end of period	27,594,739
Total return based on net asset value (c)	1.52%
Ratio/Supplemental Data:
Net assets, end of period	$700,235
Ratio of net investment income (loss) to average net assets (d)(e)	3.82%
Ratio of total operating expenses to average net assets (d)(e)	2.54%
Ratio of waived expenses to average net assets (d)(e)	(1.72%)
Ratio of net operating expenses to average net assets (d)(e)	0.83%
Portfolio turnover (f)	5.35%
Average debt outstanding	$-
Asset coverage per share	N/M

(a)
The per share data was derived by using the weighted average shares outstanding during the applicable period.
(b)
The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(c)
Total return is calculated as the change in NAV per Share during the period, plus distributions per Share (assuming dividends and distributions are reinvested in accordance with the dividend reinvestment plan) divided by the initial NAV per Share.
(d)
Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(e)
Ratios are annualized, except for organizational and offering costs and certain other non-recurring expenses, which are not annualized.
(f)
Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the reporting period.
10.
Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. Other than as disclosed below, there have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of September 30, 2026.

The Company issued and sold 691,489 Class J Shares, on October 1, 2026 in connection with its monthly closing, for aggregate consideration of $17.6 million. The purchase price per Share of each class of Shares equaled the Company’s NAV per Share as of September 30, 2026, which was finalized, along with the number of Shares to be issued, on November 3, 2026. The offer and sale of

Macquarie Infrastructure Income Opportunities Fund

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except share and per share data and as otherwise indicated)

the Shares were made as part of the Company’s continuous private offering and were exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D or Regulation S thereunder, as applicable. The Company relied upon representations from investors in their subscription agreements that each investor was either (i) an “accredited investor” as defined in Regulation D under the Securities Act or (ii) not a “U.S. person” as defined in Regulation S under the Securities Act.

On October 21, 2026, the Company was granted the Multi-Class Exemptive Relief from the SEC that permits the Company to issue multiple classes of Shares. The Company may offer to sell any combination of four classes of Shares, consisting of Class S Shares, Class D Shares, Class J Shares and Class I Shares, in an unlimited amount in its continuous private offering. The Share classes have different ongoing shareholder servicing and/or distribution fees as described in further detail in the Company's Private Placement Memorandum.

On November 3, 2026, the Company declared a regular distribution in the amount of $0.1481 per Class J Share, which is payable to shareholders of record as of October 30, 2026, and will be paid on or about December 4, 2026. The distribution will be paid in cash or reinvested in additional common shares for shareholders participating in the Company's dividend reinvestment plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes of Macquarie Infrastructure Income Opportunities Fund that appear elsewhere in this Quarterly Report and the Registration Statement. The unaudited consolidated financial statements of Macquarie Infrastructure Income Opportunities Fund are presented in “Item 1. Financial Statements” of this document and for information related to the basis of consolidation see “Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies - Basis of Consolidation.”

This discussion contains forward-looking statements and actual results may differ materially from those contained in or implied by any forward-looking statements. As used herein, the “Company,” “we,” “us,” and “our” refer to Macquarie Infrastructure Income Opportunities Fund.

Overview

The Company was formed on November 12, 2024 as a Delaware limited liability company, and converted to a Delaware statutory trust on November 4, 2025. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). Prior to electing to be regulated as a BDC on July 31, 2026 (the “BDC Election”), the Company operated as a private fund in reliance on an exemption from the definition of “investment company” under Section 3(c)(7) of the 1940 Act. The Company maintains an investment program and management team that are, in all material respects, equivalent to those during operations as a private fund. The overall management of the Company’s activities is managed by the Macquarie Wealth Advisers, LLC (the “Adviser”), which has delegated to the Macquarie Asset Management Credit Advisers US, LLC (the “Sub-Adviser” and together with the Sub-Adviser, the “Advisers”) its day-to-day portfolio management and investment obligations. Each of the Advisers is an affiliate of Macquarie Group Limited and its division and subsidiary companies (collectively, “Macquarie”). The Company is supervised by its Board of Trustees (the “Board”), a majority of whom are independent trustees.

We are a non-exchange traded, privately offered perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. We use the term “privately offered perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares of common stock are intended to be sold by the BDC on a continuous basis in private offerings at a price equal to the BDC’s net asset value (“NAV”) per share.

The Company's investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. The Company seeks to achieve its investment objective by investing predominantly in private credit (whether through primary originations or secondary purchases, in loans, bonds, leases, structured and other asset-backed products, secured credit backed by financial or physical assets and investments with debt-like characteristics or otherwise), with the flexibility to make selective equity investments, across a portfolio of Infrastructure Investments (as defined below). The Company seeks to invest in Infrastructure Investments that are characterized by contracted cashflows, stability and resilience, and seeks to deliver attractive risk-adjusted returns with a focus on consistent cash yield and downside protection.

The Company defines “Infrastructure Investments” as investments, directly or indirectly, in issuers that are in the infrastructure sector or that demonstrate infrastructure-like characteristics. Investments in the infrastructure sector or that demonstrate “infrastructure-like characteristics” include those that provide essential services to the community, feature strategic competitive advantages, may be linked to inflation or other macroeconomic factors, yet structured to provide predictable, recurring cash flows and resilience through economic cycles or have material barriers to entry. Examples of investments in the infrastructure sector or that may have infrastructure-like characteristics include (without limitation) transportation infrastructure, digital infrastructure, water and waste management infrastructure, energy infrastructure, social infrastructure, environmental and climate infrastructure, industrial and specialized infrastructure, transportation leasing platforms, specialty environmental or waste services, energy transition assets (e.g., battery storage), education facilities or emergency services.

While most of the Company’s investments are expected to be in private U.S. companies (subject to compliance with BDC regulatory requirements to invest at least 70% of the Company’s assets in “qualifying assets,” which include securities issued by private U.S. companies), the Company may invest up to 30% of its portfolio in non-qualifying assets, including companies located outside of the U.S., entities that are operating pursuant to certain exceptions under the 1940 Act and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the 1940 Act. As such, the Company expects to invest, from time to time, in companies in other developed markets, including, but not limited to, Europe and the United Kingdom, as well as additional non-U.S. jurisdictions.

Under normal circumstances, the Company intends to invest at least 80% of its net assets, plus the amount of any borrowings for investment purposes, in Infrastructure Investments (the “80% Policy”). The Company may change the 80% Policy without the approval of holders of the Company’s common shares of beneficial interest (“Shareholders”) upon at least 60 days’ prior written notice to Shareholders.

In addition, for U.S. federal income tax purposes, the Company (i) has made an election to be classified as a corporation and (ii) intends to elect to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), beginning with its taxable year ending December 31, 2026, and for taxable years beginning with the taxable year that begins on the effective date of the election to be treated as a RIC, intends to continue to qualify annually thereafter as a RIC. The Company generally intends to distribute, out of the Company’s assets legally available for distribution, substantially all of the Company’s available earnings, on a monthly basis, as determined by the Board or its designee in its sole discretion.

The Company’s activities are managed by the Adviser, which has delegated its day-to-day portfolio management and investment obligations to the Advisers pursuant to the investment advisory agreement (the “Investment Advisory Agreement”) and sub-advisory agreement (the “Sub-Advisory Agreement”) entered into between the Company and the Advisers. Both the Adviser and the Sub-Adviser are affiliates of Macquarie Group Limited and its division and subsidiary companies (collectively, “Macquarie”).

On August 26, 2026, the SEC granted the Company, the Adviser, the Sub-Adviser and certain of their affiliates an exemptive order (the “Co-Investment Exemptive Order”), which permits the Company to co-invest alongside other funds and accounts managed and controlled by Macquarie, the Advisers and their affiliates, including proprietary accounts, subject to certain terms and conditions. For more details of the Company’s related party transactions, see “Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 7. Related Party Transactions.”

Macquarie is a global financial services group headquartered in Sydney and listed on the Australian Securities Exchange. Macquarie's breadth of expertise covers asset management, retail and business banking, wealth management, leasing and asset financing, market access, commodity trading, infrastructure investment, specialist advice, access to capital, and principal investment. Macquarie established its private credit capabilities within Macquarie Asset Management (“MAM”) in 2005 and now forms part of MAM’s Credit & Insurance division, a global credit platform offering focused expertise and solutions across the liquidity, risk and return spectrum. With approximately $172 billion of assets under management as of September 30, 2026, MAM’s Credit & Insurance division has a global team with over 160 investment professionals providing access to a broad range of investment solutions across fixed income, leveraged credit and private credit, with a focus on excellence in client service.

See “Item 1. Business—Macquarie” in the Registration Statement for more information about the Company’s investment strategies. The Company’s investments are subject to a number of risks. See “Item 1A. Risk Factors” in this Quarterly Report.

Emerging Growth Company Status

The Company is and will seek to remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and will be eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Although the Company has not made a determination whether to take advantage of any or all of these exemptions, the Company will be an “emerging growth company” until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which the Company has total annual gross revenue of at least $1.235 billion, or (iii) in which the Company is deemed to be a large accelerated filer, which means the market value of Shares that is held by non-affiliates exceeds $700 million as of the date of the Company’s most recently completed second fiscal quarter, and (b) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the prior three-year period. In addition, the Company will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Market Trends

Demand for infrastructure financing continues to be supported by four long-term structural trends:

Decarbonization. The transition to lower-carbon and more resilient energy systems is driving investment in renewable and low-carbon generation, energy storage, transmission and distribution, and grid modernization, as well as in the firm and flexible generation capacity needed to support reliability as electricity demand grows.

Digitalization. The expansion of digital infrastructure, driven by cloud computing, rising data consumption, connectivity and artificial intelligence, is increasing demand for data centers, fiber networks, wireless infrastructure and the power supply that serves them.

Deglobalization. A greater focus on supply chain resilience and energy security is encouraging investment in domestic energy production, critical supply chains, ports and logistics assets.

Demographics. Population growth, aging and urbanization are increasing the need to maintain and expand utilities, transportation networks and social infrastructure.

We believe these trends are generating demand for capital across the full asset lifecycle, including construction financing for new projects, acquisition financing for operating assets, and refinancings and recapitalizations of existing assets.

We seek to capitalize on these trends by leveraging the broader Macquarie platform. MAM is one of the largest infrastructure managers globally, with approximately 380 infrastructure investment professionals and more than 30 years of experience as an investor, owner, operator and financier of infrastructure assets across energy, digital infrastructure, utilities, transportation and social infrastructure. We believe this experience, together with long-standing relationships with sponsors, developers, operators, corporates and financial institutions, supports our access to a broad range of infrastructure debt opportunities, in some cases ahead of broader marketing processes. The Adviser also draws on the operating insight of the platform’s infrastructure portfolio companies and prior asset financings, as well as other parts of Macquarie, to inform sourcing, underwriting and monitoring.

Investment Portfolio and Portfolio Activity

Investment Portfolio

As of September 30, 2026, we had investments in 95 portfolio companies and two money market funds with an aggregate fair market value of $625.6 million (aggregate amortized cost of $634.7 million) and $159.2 million, respectively. Approximately 70.6% of our investment debt portfolio was invested in debt bearing a floating interest rate. As of September 30, 2026, our investment portfolio consisted of the following investments (dollars in thousands):

	September 30, 2026
Investment Type	Amortized Cost	Fair Value
First lien senior secured loans	$445,334	$444,521
Second lien senior secured loans	4,002	3,774
Other secured debt	68,333	64,209
Unsecured debt	89,384	85,477
Equity investments	27,616	27,616
Total	$634,669	$625,597

Investment Activity

During the three months ended September 30, 2026, we made 31 new investments totaling $237.2 million. During the three months ended September 30, 2026, we received $24.2 million from portfolio asset sales.

The following tables summarize certain selected information regarding the composition of the Company’s investment portfolio, excluding short-term investments, as of September 30, 2026. These calculations include all debt investments, as applicable, for which fair value was determined by the Adviser, in its capacity as the valuation designee pursuant to Rule 2a-5 under the 1940 Act, in conjunction with third-party valuation firms to the extent applicable. Amounts are weighted based on fair value of each respective investment.

September 30, 2026
Number of portfolio companies	95
Percentage of income-producing investments bearing a floating rate(1)	70.6%
Percentage of income-producing investments bearing a fixed rate(1)	29.4%
Weighted average yield on income-producing investments at amortized cost(2)	7.1%

(1) Percentage based on fair value.

(2) The weighted average yield includes the interest rates and amortization of discounts for each income producing investment and is weighted by its amortized cost relative to the aggregate amortized cost of all income-producing investments.

The industry composition of the Company’s portfolio, excluding short-term investments, as of September 30, 2026, was as follows (dollars in thousands):

	September 30, 2026
Industry Classification	Fair Value	Percentage of Portfolio
Aerospace and defense	$4,329	0.69%
Air freight and logistics	37,516	6.00%
Automobile components	5,006	0.80%
Building products	19,320	3.09%
Commercial services and supplies	31,916	5.10%
Construction and engineering	21,792	3.48%
Construction materials	28,225	4.51%
Electric utilities	67,724	10.83%
Electrical equipment	5,818	0.93%
Electronic equipment, instruments and components	2,009	0.32%
Energy equipment and services	9,790	1.56%
Gas utilities	28,629	4.58%
Ground transportation	16,948	2.71%
Health care providers and services	19,006	3.04%
Hotels, restaurants and leisure	1,992	0.32%
Household durables	5,492	0.88%
Independent power and renewable electricity producers	126,478	20.22%
Industrial conglomerates	9,823	1.57%
Insurance	4,885	0.78%
IT services	52,377	8.37%
Machinery	4,982	0.80%
Media	12,103	1.93%
Metals and mining	9,535	1.52%
Multi-utilities	11,346	1.81%
Oil, gas and consumable fuels	63,292	10.12%
Passenger airlines	1,992	0.32%
Professional services	7,087	1.13%
Real estate management and development	2,003	0.32%
Textiles, apparels and luxury goods	3,006	0.48%
Trading companies and distributors	10,174	1.63%
Transportation infrastructure	1,002	0.16%
	$625,597	100.00%

The table below describes investments by geographic composition of our investments based on fair value as of September 30, 2026 (dollars in thousands):

	September 30, 2026
Geographic Region	Fair Value	Percentage of Portfolio
United States	$591,600	94.56%
France	27,998	4.48%
Luxembourg	5,999	0.96%
Total	$625,597	100.00%

As part of the Company’s risk management and monitoring process, the Adviser has developed risk assessment policies pursuant to which it regularly assesses the risk profile and monitors the credit quality of each of the Company’s debt investments and rates each of them based on the following categories, which we refer to as “Internal Investment Ratings.” Pursuant to these risk policies, an Internal Investment Rating of 1 to 4, which ratings are defined below, is assigned to each debt investment in the Company’s portfolio. The primary factors considered in assigning or changing the Internal Investment Ratings include financial metrics, credit trends, financial covenants, liquidity and enterprise value coverage.

Internal Investment Rating	Definition
1	In the opinion of the Adviser, the issuer is performing materially above expectations at the time of underwriting and the business trends and/or risk factors are favorable.

2

In the opinion of the Adviser, the issuer is performing in a manner consistent with expectations at the time of underwriting and the current risk is believed to be similar to that at the time the asset was originated.

3	In the opinion of the Adviser, the issuer is performing below expectations at the time of underwriting and the investment risk has increased since it was originated.

4

In the opinion of the Adviser, the issuer is performing materially below expectations at the time of underwriting and the investment risk has increased materially since underwriting. Issuers with a risk rating of 4 are typically in violation of one or more debt covenants.

The Adviser grades the investments in the Company’s portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments with a grade of 3 or 4, the Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of the Company’s portfolio, excluding short-term investments, on the 1 to 4 grading scale as of September 30, 2026 (dollars in thousands):

	September 30, 2026
Investment Rating	Fair Value	Percentage of Portfolio
1	$-	0.00%
2	622,747	99.54%
3	2,850	0.46%
4	-	0.00%
Total	$625,597	100.00%

Non-Accrual Assets

Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, it will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2026, the Company had no non-accrual assets.

Equity Investment in Swift Lease Inc.

Swift Lease Inc. (“SLI”) is an operating company that invests in asset-heavy leasing platforms across the transportation industry. To date, SLI has focused on acquisition of aircraft assets via secondary asset trading in partnership with a specialist aviation asset servicer. The Company made an initial capital contribution of $0.6 million to SLI on July 27, 2026, with further contributions of $2.0 million and $25.0 million on September 11, 2026 and September 23, 2026, respectively. As of September 30, 2026, the Company's investment in SLI is $27.6 million with an equivalent fair market value. We do not consolidate our equity investment in SLI under ASC 946.

During the three months ended September 30, 2026, SLI has not entered into any purchase and sale agreements, and has no material activity to disclose.

Results of Operations

For the period ended September 30, 2026

The Company commenced operations on May 11, 2026. The following tables represent the operating results for the three months ended September 30, 2026 and the period May 11, 2026 (commencement of operations) through September 30, 2026:

Investment Income

Investment income for the three months ended September 30, 2026 and the period May 11, 2026 (commencement of operations) through September 30, 2026 was as follows (dollars in thousands):

	Three Months Ended September 30, 2026	May 11, 2026 (commencement of operations) to September 30, 2026
Interest income	$9,173	$11,206
Other income	15	21
Total investment income	9,188	11,227

We generate revenue in the form of interest income, dividend income, and other income by private credit investments which are in the infrastructure sector or that demonstrate infrastructure-like characteristics. Interest income on the Company’s debt investments is dependent on the composition and credit quality of its portfolio. Generally, the Company expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. Additionally, we commenced investing activities on May 11, 2026 and continue to scale our investment portfolio; as a result comparisons may not be meaningful.

Expenses

The services of all investment professionals of the Advisers and their staffs, when and to the extent engaged in providing investment advisory services to the Company and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Advisers. Under the Investment Advisory Agreement and Sub-Advisory Agreement, the Company bears all other costs and expenses of the Company’s operations and transactions. See “Item 1. Business—Investment Advisory Agreement” and “Item 1. Business—Sub-Advisory Agreement” in the Registration Statement for a description of the Investment Advisory Agreement and Sub-Advisory Agreement and for more information on fees and expenses.

From time to time, the Adviser, the Sub-Adviser or Macquarie Wealth Advisers, LLC, a Delaware limited liability company (in its capacity as administrator of the Company, the “Administrator”), or their affiliates may pay third-party providers of goods or services. The Company will reimburse the Adviser, Sub-Adviser or Administrator or such affiliates thereof for any such amounts paid on the Company’s behalf. From time to time, the Adviser, Sub-Adviser or Administrator may defer or waive fees and/or rights to be reimbursed for expenses.

For a discussion of the Management Fee and the Incentive Fee payable to the Adviser, see “Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 7. Related Party Transactions.”

Expenses for the three months ended September 30, 2026 and the period from commencement of operations through September 30, 2026 were as follows (dollars in thousands):

	Three Months Ended September 30, 2026	May 11, 2026 (commencement of operations) to September 30, 2026
Offering costs	$557	$557
Organizational expenses	473	1,914
Capital gains incentive fee	(1,117)	190
Management fees	2,042	3,026
Professional fees	1,011	1,404
Administration fees	197	341
Trustees’ fees	72	183
Other expenses	112	211
Incentive fees on net investment income	191	191
Total operating expenses	3,538	8,017
Expense support payments	(1,430)	(2,871)
Management fees waived	(2,042)	(3,026)
Net operating expenses	$66	$2,120

The Company entered into the Expense Support Agreement with the Adviser, pursuant to which the Adviser and/or its affiliates may elect to pay certain of the Company’s expenses (including organization and offering costs) on the Company’s behalf. If the Adviser and/or its affiliates elects to pay certain of the Company’s expenses, the Adviser may be entitled to reimbursement of such expenses from the Company, subject to the terms of the Expense Support Agreement. See “Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 7. Related Party Transactions” for a description of the Expense Support Agreement. Since inception through September 30, 2026, the Adviser has made $0.4 million of expense payments, none of which have been reimbursed and $3.3 million of which remain subject to reimbursement pursuant to the terms of the Expense Support Agreement.

Organizational Expenses

The Company will bear expenses relating to the organization of the Company and the offering of its Shares.

Organization costs include the cost of regulatory compliance, formation, including legal fees related to the creation and organization of the Company and its organizational documents, as well as its election to be regulated as a BDC. Organization costs are expensed as incurred on the Consolidated Statements of Operations. For the three months ended September 30, 2026, the Company incurred organizational expenses of $0.5 million, which have been recorded as an expense on the Consolidated Statement of Operations.

Offering Costs

Offering costs include legal, accounting, printing and other expenses associated with the preparation of a registration statement in connection with any subsequent offering of Shares. Offering costs will be capitalized and included as deferred offering costs on the Consolidated Statement of Assets and Liabilities and will be amortized to expense over a twelve-month period upon the BDC Election.

For the three months ended September 30, 2026, the Company recognized amortization of offering costs of $0.5 million. As of September 30, 2026, the remaining unamortized balance of deferred offering costs was $1.4 million.

Professional Fees

Professional fees include, but are not limited to, administrative, audit, tax and legal fees.

For the three months ended September 30, 2026, the Company incurred professional fees of $1.0 million, of which $0.9 million is included in the professional fees payable as of September 30, 2026.

Realized and Unrealized Gain (Loss) on Investments

The Company invests primarily in debt investments, including first lien senior secured loans, second lien senior secured loans, other secured debt and unsecured debt. The Company records its investments at fair value as of each reporting date, with changes in fair value recognized in the Consolidated Statements of Operations. The change in net unrealized loss for the period is primarily driven by an unprecedented increase in market rates, impacting our portfolio of high yield unsecured bonds.

For the three months ended September 30, 2026, the Company recognized a net realized gain (loss) on investments of $0.1 million and a net change in unrealized appreciation (depreciation) on investments of ($9.7 million), resulting in total realized and unrealized gain (loss) of ($9.6 million).

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended September 30, 2026, consisted of the following (dollars in thousands):

Issuer	Unrealized Gain (loss)
PR RNO Property Owner 1 LLC	$(936)
Meridian Arc Holdco LLC	(759)
Hut 8 DC LLC	(753)
QTS Fayetteville I DC1-2 LLC	(728)
Novelis Corp	(546)
Quikrete Holdings Inc	(477)
Standard Building Solutions Inc	(468)
Dominion Energy Inc	(458)
SV RNO Property Owner 1 LLC	(444)
GFL Environmental Holdings US Inc	(369)
Other, net	(3,759)
Total	$(9,697)

Financial Condition, Liquidity and Capital Resources

The Company’s current liquidity and capital resources are expected to be generated primarily from the proceeds received from the sale of Shares, and cash flows from the Company’s operations. Further, the Company expects to generate additional liquidity and capital resources from the net proceeds of the continuous offering of the Company’s equity securities pursuant to the offering, any future offerings of the Company’s debt or equity securities, and any financing arrangements the Company may enter into in the future.

The Company’s primary uses of cash are for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying the Advisers and the Company’s other service providers), (iii) the cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of Shares.

In accordance with the 1940 Act, the Company may borrow amounts such that the Company’s asset coverage calculated pursuant to the 1940 Act, is at least 200% (or 150% if certain requirements under the 1940 Act are met) immediately after such borrowing. Shareholders approved a proposal to permit the Company to reduce the Company’s asset coverage from 200% to 150%, as such the Company is able to borrow up to two dollars for every dollar it has in assets less all liabilities and indebtedness not represented by senior securities issued by us.

As of September 30, 2026, the Company had 515 outstanding 12.0% Series A Cumulative Preferred Shares with an aggregate liquidation preference of $1.5 million, which are senior securities under the 1940 Act and are included in the Company’s asset coverage calculation. The Company did not have any other indebtedness. The Company is in compliance with the asset coverage threshold as of September 30, 2026.

The Company may from time to time seek to retire or repurchase Shares through cash purchases, as well as retire, cancel or purchase any of the Company’s outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. The Company intends to conduct any such repurchases of Shares pursuant to the terms of tender offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act, with the terms of such tender offer published in a tender offer statement to be sent to all Shareholders and filed with the SEC on Schedule TO. The amounts involved may be material. In addition, the Company may from time to time enter into new debt facilities, increase the size of existing facilities or issue debt securities, including secured debt, unsecured debt and/or debt securities convertible into common stock. Any such purchases or exchanges of common stock or outstanding debt, or incurrence or issuance of additional debt would be subject to prevailing market conditions, the Company’s liquidity requirements, contractual and regulatory restrictions and other factors.

Cash Flows

Cash and cash equivalents include cash in hand, deposits held at call with banks and other short-term investments in an active market with original maturities of three months or less, which are subject to a risk of change in value. As of September 30, 2026, cash of $2.5 million and cash equivalents of $159.2 million were held and there was no restricted cash.

Financing Arrangements

We use leverage in the form of the issuance of shares of preferred stock, which have been classified and designated as “12.0% Series A Cumulative Preferred Shares,” par value $0.01 per share (the “Series A Preferred Shares”), and may in the future issue additional series of preferred shares, though we have no current intention to do so.

We are also conducting a continuous private offering of Shares on a monthly basis to prospective investors (i) in the United States under the exemption from registration under the Securities Act provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and other exemptions of similar import in the laws of the states and jurisdictions where the offering will be made, and (ii) outside of the United States in accordance with Regulation S or Regulation D of the Securities Act. On May 11, 2026, we issued 22,183,800 Shares for an aggregate offering price of $554.6 million. On September 1, 2026, we issued 290,031 Class J Shares in connection with its monthly closing, for aggregate consideration of $7.4 million.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements. The Company has identified investment valuation as the Company’s most critical accounting estimate. On an ongoing basis, the Company evaluates the Company’s estimates, including those related to the matters described below. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. The Company’s critical accounting policies are detailed in “Item 1. Financial Statements - Notes to Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies.”

Investments at Fair Value

Investments held by the Company are valued in accordance with the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact; in accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity for the relevant investment. ASC 820 establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements.

The Board has designated the Adviser as “valuation designee,” as defined under Rule 2a-5 under the 1940 Act, to determine the fair value of the Company’s investments in good faith, subject to Board oversight. Assets and liabilities recorded at fair value are classified and disclosed based upon a fair value hierarchy as described below. The fair value hierarchy prioritizes and ranks the levels of observability of inputs used in measuring investments at fair value. The observability of inputs is impacted by multiple factors, including the type of investment and the characteristics specific to the investment. Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value. Levels are based on the lowest level of significant input to valuation.

The three-level hierarchy for fair value measurement is defined as follows:

Level 1 - price quotes (unadjusted) for identical assets or liabilities that are available in active markets to which the Company has access to at the measurement date. The Company classifies equity securities, including preferred stock, that are traded on major securities exchanges, as Level 1. The Company does not adjust the quoted price for these assets or liabilities, even in situations where the Company holds a large position except where such assets or liabilities are materially restricted and such restriction transfers to the purchasers upon disposition.

Level 2 - pricing inputs, other than quoted prices included within Level 1, which are directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and other observable inputs other than quoted prices, such as yield curves, broker-dealer quotes and forward currency rates. The Company classifies loans and debt securities for which there is an observable secondary trading market, priced based on mid-market pricing from independent pricing services adjusted to the Adviser’s best estimate of fair value, as well as swaps and forward foreign currency contracts with observable inputs, as Level 2.

Level 3 - unobservable inputs for the asset or liability are used where there is little, if any, market activity for the asset or liability at the measurement date, and fair value is based upon the Sub-Adviser’s, the Adviser’s, and/or an independent valuation firm’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments predominantly consist of the Company's Infrastructure Investments, including privately negotiated infrastructure credit investments and certain liquid credit investments, which are typically illiquid, infrequently traded and valued using the income approach and/or the enterprise value approach, and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, discount rates, prepayment assumptions, recovery rates, multiple on invested capital and earnings before interest, taxes, depreciation and amortization (or, where applicable, accounting rate of return or cash flow) multiples.

Valuations based upon information from third parties, such as broker quotes and third-party independent valuation firms, in consultation with the Adviser, the Sub-Adviser and the Adviser’s valuation committee, which are based significantly on unobservable inputs or are otherwise not supportable as Level 2 inputs are classified as Level 3. Level 3 investments also include certain investments in affiliates or other MAM-managed products whereby the underlying investments within the affiliated entities can be classified under Level 1, 2 or 3.

Income Taxes

The Company intends to elect to be treated and to qualify annually thereafter as a regulated investment company (“RIC”) under Subchapter M of the Code. So long as the Company maintains its RIC tax election, the Company generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that the Company distributes to the Shareholders as dividends. To maintain the Company’s RIC tax election, the Company must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses.

In addition, if the Company fails to satisfy the Excise Tax Avoidance Requirement, the Company will be subject to a 4% nondeductible U.S. federal excise tax on the amount by which the Company does not meet the Excise Tax Avoidance Requirement. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax for the taxable year ending in that calendar year will be considered to have been distributed by year-end (or earlier if estimated taxes are paid).

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of the Company's business, the Company does not expect to have any off-balance sheet financings or liabilities.

Recent Developments

On October 21, 2026, the Company was granted the Multi-Class Exemptive Relief (as defined below) from the SEC that permits the Company to issue multiple classes of Shares. The Company may offer to sell any combination of four classes of Shares, consisting of Class S Shares, Class D Shares, Class J Shares and Class I Shares, in an unlimited amount in its continuous private offering. The Share classes have different ongoing shareholder servicing and/or distribution fees as described in further detail in the Company's Private Placement Memorandum.

The Company issued and sold 691,489 Class J Shares, on October 1, 2026 in connection with its monthly closing, for aggregate consideration of $17.6 million. The purchase price per Share of each class of Shares equaled the Company’s net asset value (“NAV”) per Share as of September 30, 2026, which was finalized, along with the number of Shares to be issued, on October 1, 2026. The offer and sale of the Shares were made as part of the Company’s continuous private offering and were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D or Regulation S thereunder, as applicable. The Company relied upon representations from investors in their subscription agreements that each investor was either (i) an “accredited investor” as defined in Regulation D under the Securities Act or (ii) not a “U.S. person” as defined in Regulation S under the Securities Act.

On November 3, 2026, the Company declared a regular distribution in the amount of $0.1481 per Class J Share, which is payable to shareholders of record as of October 30, 2026, and will be paid on or about December 4, 2026. The distribution will be paid in cash or reinvested in additional common shares for shareholders participating in the Company's dividend reinvestment plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Uncertainty with respect to economic conditions introduces significant volatility in the financial markets, and the effect of that volatility could materially impact our market risks.

Fair Value Risk

The Company will be subject to financial market risks, including changes in fair values and interest rates. Over time, substantially all of the Company’s investments are expected to be in investments that do not have readily ascertainable market prices. Assets that are not publicly traded or whose market prices are not readily available are valued at fair value, as determined in good faith by the valuation committee of the Adviser. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the types of investments the Company makes.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. As of September 30, 2026, the Company had no borrowings outstanding; accordingly, changes in interest rates currently affect our net investment income primarily through the interest income earned on our floating rate debt investments. We may in the future fund portions of our investments with borrowings, at which time our net investment income will also be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income.

In a low interest rate environment, the interest income earned on our floating rate debt investments would decline, and, to the extent we incur borrowings, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, our interest income, and such difference, could potentially increase, thereby increasing our net income as indicated in the table below.

As of September 30, 2026, 70.6% of our debt investments based on fair value were at floating rates.

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments, assuming an immediate and parallel shift in base rates applied to the funded principal of our floating rate investments, and no changes in our investment and borrowing structure (dollars in thousands).

	Interest	Interest	Net
Change in interest rates	Income	Expense	Interest
Up 300 basis points	$12,781	$-	$12,781
Up 200 basis points	8,521	-	8,521
Up 100 basis points	4,260	-	4,260
Down 100 basis points	(4,260)	-	(4,260)
Down 200 basis points	(8,521)	-	(8,521)
Down 300 basis points	(12,781)	-	(12,781)

Credit Risk

Credit risk is the risk that a counterparty to a financial transaction will fail to discharge an obligation or commitment that it has entered into with the Company resulting in a financial loss to the Company. The Company invests in fixed income financial instruments. Until such investments are sold or matured, the Company is exposed to credit risk relating to whether the issuer will meet its obligation when it becomes due.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently subject to any material legal proceedings, nor, to the Company’s knowledge, are any material legal proceedings threatened against us. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with the Company's portfolio companies. The Company may also be subject to regulatory proceedings. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon the Company’s financial condition or results of operations.

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in “Item 1A. Risk Factors” in the Registration Statement. As of September 30, 2026, there have been no material changes from the risk factors set forth in “Item 1A. Risk Factors” in our Registration Statement. The risks described in the Registration Statement are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 31, 2026, the Company conducted a private offering of Series A Preferred Shares to unaffiliated individual investors who are “accredited investors” as defined in Regulation D of the Securities Act. Pursuant to such private offering, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, the Company issued and sold 515 Series A Preferred Shares for an aggregate purchase price of $1,545 (in thousands) (the “Preferred Offering”). The Series A Preferred Shares were offered through H&L Equities, LLC (“H&L”), a registered broker-dealer and an affiliate of REIT Funding, LLC (“REIT Funding”). The Company paid certain fees to, and covered certain expenses of, REIT Funding in connection with the Preferred Offering. REIT Funding paid certain brokerage or placement fees to H&L out of the fees paid to REIT Funding by the Company. In addition, the Company has engaged REIT Administration, LLC (“REIT Administration”) to perform certain administrative services for the holders of Series A Preferred Shares. The fees payable to REIT Administration by the Company are based on the schedule of fees charged by REIT Administration and as detailed in the arrangement letter with the Company. The Company’s obligation to pay such fees to REIT Administration will terminate upon the date when the Series A Preferred Shares have been redeemed from the Company and all administrative duties have been completed.

The Company issued and sold 290,031 Class J Shares, on September 1, 2026 in connection with its monthly closing, for aggregate consideration of $7.4 million. The purchase price per Share of each class of Shares equaled the Company’s NAV per Share as of August 31, 2026, which was finalized, along with the number of Shares to be issued, on September 29, 2026. The offer and sale of the Shares were made as part of the Company’s continuous private offering and were exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D or Regulation S thereunder, as applicable. The Company relied upon representations from investors in their subscription agreements that each investor was either (i) an “accredited investor” as defined in Regulation D under the Securities Act or (ii) not a “U.S. person” as defined in Regulation S under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Multiple Class Plan

On October 21, 2026 the Company obtained exemptive relief from the SEC to permit the Company to issue multiple classes of Shares with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees (the “Multi-Class Exemptive Relief”). On July 17, 2026, in anticipation of receipt of the Multi-Class Exemptive Relief, the Board voluntarily adopted a multiple class plan pursuant to Rule 18f-3 under the 1940 Act (the “Multiple Class Plan”), effective concurrently with the receipt of the Multi-Class Exemptive Relief. Pursuant to the Multiple Class Plan, the Company is authorized to issue four separate classes of Shares, designated as Class S, Class J, Class D and Class I Shares. Each class of Shares is subject to certain different fees and expenses. The Company may offer additional classes of Shares in the future.

The foregoing description of the Multiple Class Plan is qualified in its entirety by reference to the Multiple Class Plan, which is filed as Exhibit 10.1 hereto and incorporated by reference herein.

Distribution and Servicing Plan

On July 17, 2026, in anticipation of receipt of the Multi-Class Exemptive Relief, the Board voluntarily adopted a distribution and servicing plan pursuant to Rule 12b-1 under the 1940 Act (the “Distribution and Servicing Plan”), effective concurrently with the receipt of the Multi-Class Exemptive Relief, with respect to the Class S, Class J and Class D Shares in order to pay to the Intermediary Manager ongoing distribution and/or servicing fees to compensate financial industry professionals for distribution-related expenses, if applicable, and providing ongoing services in respect of Shareholders who own Class S, Class J and Class D Shares. The Distribution and Servicing Plan operates in a manner consistent with Rule 12b-1 under the 1940 Act, which regulates the manner in which an open-end investment company may directly or indirectly bear the expenses of distributing its shares. Although the Company is not an open-end investment company, it has undertaken to comply with the terms of Rule 12b-1, as required under the terms of the Multi-Class Exemptive Relief, permitting the Company to, among other things, issue multiple classes of Shares. Class I Shares are not subject to a distribution and servicing fee and do not bear any expenses associated therewith.

The foregoing description of the Distribution and Servicing Plan is qualified in its entirety by reference to the Distribution and Servicing Plan, which is filed as Exhibit 10.2 hereto and incorporated by reference herein.

Trading Arrangements

During the three months ended September 30, 2026, no trustee or officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
3.1

Certificate of Trust, as filed with the Secretary of State of the State of Delaware on November 4, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56868) filed with the SEC on July 31, 2026)

3.2	Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-56868) filed with the SEC on July 31, 2026)
3.3

Supplement to the Amended and Restated Declaration of Trust Relating to 12.0% Series A Cumulative Preferred Shares (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 (File No. 000-56868) filed with the SEC on July 31, 2026)

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 10 (File No. 000-56868) filed with the SEC on July 31, 2026)
10.1*	Multiple Class Plan pursuant to Rule 18f-3
10.2*	Distribution and Shareholder Servicing Plan pursuant to Rule 12b-1
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH***	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104***	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** The certifications attached as Exhibits 32.1 and 32.2 accompany this Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the 1934 Act, and are not to be incorporated by reference into any of the registrant’s filings under the 1933 Act or the 1934 Act, except to the extent that the registrant specifically incorporates it by reference.

*** The financial information contained in these XBRL documents is unaudited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACQUARIE INFRASTRUCTURE INCOME OPPORTUNITIES FUND

Date: November 10, 2026	By:	/s/ Harlan Cherniak
Harlan Cherniak
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Maximilian Cervelli
Maximilian Cervelli
Chief Financial Officer
(Principal Financial and Accounting Officer)